Form 10-Q
period 1997-03-31
SWIFT ENERGY PENSION PARTNERS 1991-A LTD
filed 1997-05-14
CIK 879745

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                   3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 8

PART II.    OTHER INFORMATION                                            9


SIGNATURES                                                              10

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,           December 31,
                                                                                            1997                  1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,274       $        1,269
              Nonoperating interests income receivable                                         34,605               71,403
                                                                                       --------------       --------------
                   Total Current Assets                                                        35,879               72,672
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,010,090            3,007,010
         Less-Accumulated amortization                                                     (2,383,678)          (2,359,090)
                                                                                       --------------       --------------
                                                                                              626,412              647,920
                                                                                       --------------       --------------
                                                                                       $      662,291       $      720,592
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $      172,796       $      217,523
                                                                                       --------------       --------------

         Partners' Capital                                                                    489,495              503,069
                                                                                       --------------       --------------
                                                                                       $      662,291       $      720,592
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                         Three Month Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                       1997              1996
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        42,680   $        59,599
             Interest income                                                                   5                 6
                                                                                 ---------------   ---------------
                                                                                          42,685            59,605
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 24,588            36,993
             General and administrative                                                   11,135             9,000
                                                                                 ---------------   ---------------
                                                                                          35,723            45,993
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $         6,962   $        13,612
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $            --
                                              ===============
         March 31, 1996                       $           .01
                                              ===============


                 See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                ---------------------------------------
                                                                                       1997                  1996
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $          6,962        $        13,612
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        24,588                 36,993
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   36,798                (12,989)
                                                                                ----------------        ---------------
                 Net cash provided by (used in) operating activities                      68,348                 37,616
                                                                                ----------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests
           in oil and gas properties                                                      (3,080)               (20,103)
        Proceeds from sale of nonoperating interests
           in oil and gas properties                                                          --                  2,008
        Increase (decrease) in payable related to excess costs                           (44,727)               (15,098)
                                                                                ----------------        ---------------
                 Net cash provided by (used in) investing activities                     (47,807)               (33,193)
                                                                                ----------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                                     (20,536)                (4,418)
                                                                                ----------------        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           5                      5
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,269                  1,207
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          1,274        $         1,212
                                                                                ================        ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $          2,596        $        12,057
                                                                                ================        ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  Organization and Terms of Partnership Agreement -

                  Swift Energy Pension Partners 1991-A, Ltd., a Texas limited partnership ("the Partnership"), was formed on June 30, 1991, for the purpose of purchasing net profits interest, overriding royalty interests and royalty interests (collectively, "nonoperating interests") in producing oil and gas properties within the continental United States and Canada. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The sole limited partner of the Partnership is Swift Depositary Company, which has assigned all of its beneficial (but not of record) rights and interest as limited partner to the investors in the Partnership ("Interest Holders"), in the form of Swift Depositary Interests ("SDIs").

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

(3)  Significant Accounting Policies -

       Use of Estimates --

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

(4)  Related-Party Transactions -

                  The Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1991-A, Ltd. ("Operating Partnership"), an affiliated partnership managed by Swift for the purpose of acquiring working interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Partnership's proportionate share of the property acquisition costs.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership was formed June 30, 1991, and effective at such date expended all of the Interest Holders' capital contributions in the acquisition of nonoperating interests in producing oil and gas properties.

      The Partnership does not allow for additional assessments from the partners or interest holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

     Income from nonoperating interests decreased 28 percent in the first quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined 32 percent in the first quarter of 1997 when compared to the same period in 1996, primarily due to decreased oil and gas production. Oil production decreased 37 percent and gas production declined 22 percent. The decrease in production had a significant impact on partnership performance. Also, a decrease in gas prices of 10 percent or $.26/MCF further contributed to the decreased revenues.

      Associated amortization expense decreased 34 percent or $12,405.

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


                                               SWIFT ENERGY PENSION
                                               PARTNERS 1991-A, LTD.
                                               (Registrant)

                                    By:        SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:     May 5, 1997               By:        /s/ John R. Alden
          -----------                          --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:     May 5, 1997               By:        /s/ Alton D. Heckaman, Jr.
          -----------                          --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer