Form 10-Q
period 1997-06-30
SWIFT ENERGY PENSION PARTNERS 1991-A LTD
filed 1997-08-13
CIK 879745

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                     PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                                  3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                       4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                       5

            Notes to Financial Statements                                                              6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                               9

PART II.    OTHER INFORMATION                                                                         11


SIGNATURES                                                                                            12

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,290       $        1,269
              Nonoperating interests income receivable                                         25,410               71,403
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        26,700               72,672
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,010,590            3,007,010
         Less-Accumulated amortization                                                     (2,406,100)          (2,359,090)
                                                                                       ---------------     ----------------
                                                                                              604,490              647,920
                                                                                       ---------------     ----------------
                                                                                       $      631,190       $      720,592
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $      157,932       $      217,523
                                                                                       ---------------     ----------------

         Partners' Capital                                                                    473,258              503,069
                                                                                       ---------------     ----------------
                                                                                       $      631,190       $      720,592
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                            June 30,
                                              ---------------------------------  ---------------------------------
                                                   1997              1996             1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        32,650   $        68,636  $        75,330   $       128,234
   Interest income                                         16                16               21                21
                                              ---------------   ---------------  ---------------   ---------------
                                                       32,666            68,652           75,351           128,255
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        22,422            32,535           47,010            69,528
   General and administrative                           8,658             9,622           19,793            18,619
                                              ---------------   ---------------  ---------------   ---------------
                                                       31,080            42,157           66,803            88,147
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         1,586   $        26,495  $         8,548   $        40,108
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $           .01  $            --   $           .02
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                               ----------------------------------------
                                                                                     1997                    1996
                                                                               ---------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $        8,548          $        40,108
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      47,010                   69,528
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 45,993                  (17,451)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              101,551                   92,185
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                       (3,580)                 (21,027)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                             --                    2,008
    Increase (decrease) in payable related to excess costs                             (59,591)                 (55,574)
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                              (63,171)                 (74,593)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (38,359)                 (17,571)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        21                       21
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,269                    1,207
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,290          $         1,228
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $        5,374          $        22,281
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 52 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $42,720 or 42 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 33 percent in gas production and 35 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 20 percent or $.46/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated amortization expense decreased 31 percent or $10,113.

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 41 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales decreased $77,862 or 37 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 37 percent in oil production and 28 percent in gas production were major contributing factors to the decreased revenues for the period. Decreased gas prices of 14 percent or $.35/MCF further contributed to the revenue declines.

      Associated amortization expense declined 32 percent or $22,518.

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


                                        SWIFT ENERGY PENSION
                                        PARTNERS 1991-A, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner


Date:     August 4, 1997     By:        /s/ John R. Alden
          --------------                --------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:     August 4, 1997     By:        /s/ Alton D. Heckaman, Jr.
          --------------                --------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer