Form 10-Q
period 1997-09-30
SWIFT ENERGY PENSION PARTNERS 1991-A LTD
filed 1997-11-12
CIK 879745

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to __________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                   PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                 3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996     4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                     5

      Notes to Financial Statements                                                  6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                   9

PART II.    OTHER INFORMATION                                                       11


SIGNATURES                                                                          12

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,307       $        1,269
              Nonoperating interests income receivable                                         20,742               71,403
                                                                                       ---------------     ----------------
                   Total Current Assets                                                        22,049               72,672
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,013,757            3,007,010
         Less-Accumulated amortization                                                     (2,424,638)          (2,359,090)
                                                                                       ---------------     ----------------
                                                                                              589,119              647,920
                                                                                       ---------------     ----------------
                                                                                       $      611,168       $      720,592
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $      161,868       $      217,523
                                                                                       ---------------     ----------------

         Partners' Capital                                                                    449,300              503,069
                                                                                       ---------------     ----------------
                                                                                       $      611,168       $      720,592
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                 Nine Months Ended
                                                        September 30,                     September 30,
                                              ---------------------------------  ---------------------------------
                                                   1997               1996            1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        26,332   $        61,720  $       101,662   $       189,954
   Interest income                                         17                15               38                36
                                              ---------------   ---------------  ---------------   ---------------
                                                       26,349            61,735          101,700           189,990
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        18,538            31,184           65,548           100,712
   General and administrative                           7,467             8,233           27,260            26,853
                                              ---------------   ---------------  ---------------   ---------------
                                                       26,005            39,417           92,808           127,565
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $           344   $        22,318  $         8,892   $        62,425
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $           .01  $            --   $           .02
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                               ----------------------------------------
                                                                                    1997                      1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $        8,892          $        62,425
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      65,548                  100,712
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 50,661                   (3,711)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     125,101                  159,426
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                       (6,774)                 (33,222)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                             --                    2,007
    Increase (decrease) in payable related to excess costs                             (55,655)                 (88,957)
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     (62,402)                (120,172)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                     (62,661)                 (39,218)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        38                       36
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,269                    1,207
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,307          $         1,243
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $        8,348          $        31,182
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Income from nonoperating interests decreased 57 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $48,519 or 48 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 43 percent in gas production and 28 percent in oil production had a significant impact on partnership performance. Also, current quarter oil prices declined 23 percent or $4.85/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated amortization expense decreased 41 percent or $12,646.

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

     Income from nonoperating interests decreased 46 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales decreased $126,380 or 41 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 33 percent in gas production and 34 percent in oil production were major contributing factors to the decreased revenues for the period. Decreased gas prices of 15 percent or $.37/MCF further contributed to the decreased revenues.

      Associated amortization expense declined 35 percent or $35,164.

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


                                        SWIFT ENERGY PENSION
                                        PARTNERS 1991-A, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner


Date:  November 4, 1997      By:        /s/ John R. Alden
       ----------------                 ---------------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:  November 4, 1997      By:        /s/ Alton D. Heckaman, Jr.
       ----------------                 ---------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer