Form 10-K405
period 1997-12-31
SWIFT ENERGY PENSION PARTNERS 1991-A LTD
filed 1998-03-31
CIK 879745

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________


                       Commission File number 33-37983-02


                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.
                    (Exact name of registrant as specified in
                     its Certificate of Limited Partnership)

         TEXAS                                   76-0333534
(State of Organization)             (I.R.S. Employer Identification No.)


                         16825 Northchase Dr., Suite 400
                              Houston, Texas 77060
                                 (281) 874-2700
          (Address and telephone number of principal executive offices)


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

                       Documents Incorporated by Reference

Document                                            Incorporated as to

    Registration Statement No. 33-37983                Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1997

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


                              PART IV

  14         Exhibits, Financial Statement Schedules
               and Reports on Form 8-K                                IV-1


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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1997, the Partnership had expended or committed to expend 100% of the Interest Holders' commitments in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

Liquidation

         In October 1997, the managing general partner informed the Interest Holders of a proposal to sell all the Partnership's nonoperating interests in properties and dissolve and liquidate the Partnership. The special meeting of Interest Holders was held on November 25, 1997. Since a quorum was not reached, the meeting was adjourned and subsequently held on December 9, 1997.

         Of the total units held by the Interest Holders, a majority voted for adoption of the proposal for sales of substantially all of the assets of the Partnership and the dissolution, winding up and termination of the Partnership. The Partnership adopted the liquidation basis of accounting for the period subsequent to November 30, 1997.

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

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.


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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1997 the Operating Partnership had conveyed to the Registrant a 42% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1997, Swift had 194 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1997, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The AWP Field is in McMullen County, Texas. The wells produce from the Olmos formation, accounting for 33% of the Partnership's value.

         2. The North Buck Draw Unit in Campbell County, Wyoming, produces from the Dakota formation (First Energy II acquisition). This field accounts for 28% of the Partnership's value.

         3. The North Foss Field is in Custer County, Oklahoma (First Energy II acquisition). This field accounts for 19% of the value.

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

Production and Sales Price

         The following table summarizes the volumes of the Partnership's net nonoperating interests in oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas. Average Net Nonoperating Interest Price per Equivalent MCF is determined by dividing the related oil and gas revenue from nonoperating interests by the equivalent MCF's.

                                           Net Production
                                -----------------------------------
                                         For the Years Ended
                                            December 31,
                                -----------------------------------
                                 1997          1996          1995
                                ------        -------       -------
Net Volumes (Equivalent MCFs)   91,085        154,304       167,372

Average Net Nonoperating
   Interest Price per
   Equivalent MCF               $1.49         $1.93         $1.13

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1997, 1996 and 1995. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                      December 31,
                                    ------------------------------------------------------------------------------
                                            1997                          1996                        1995
                                    ---------------------       ----------------------       ---------------------
                                                  Natural                     Natural                     Natural
                                      Oil           Gas           Oil           Gas           Oil           Gas
                                    -------      --------       -------      ---------       -------      --------
                                     (BBLS)        (MMCF)        (BBLS)       (MMCF)         (BBLS)        (MMCF)
Proved developed
   reserves at end of year           10,321           488        28,856            534        61,436           900
                                    -------         -----       -------          -----       -------         -----
Proved reserves
   Balance at beginning
     of year                         50,437           700        74,016          1,089        76,585         1,132

   Extensions, discoveries
     and other additions                412            30            --             --            --            --

   Revisions of previous
     estimates                        1,327           (42)       (8,527)             1         6,853            70

   Sales of minerals in
     place                          (15,287)           (9)       (5,932)          (290)         (290)           --

   Production                        (5,972)          (55)       (9,120)          (100)       (9,132)         (113)
                                    -------         -----       -------          -----       -------         -----

   Balance at end of year            30,917           624        50,437            700        74,016         1,089
                                    -------         -----       -------          -----       -------         -----


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

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.


         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1997:

                                                                 Reserves
                                                             December 31, 1997
                                                           ---------------------

                                                                         Natural                     Wells
                                                         Oil              Gas              ------------------------
Acquisition                State(s)                     (BBLS)           (MMCF)            Gross              Net
-----------                ---------                    ------           -------           ------           -------
First Energy               AL, AR, CO,
                           KS, LA, MS,
                           OK, TX, WY                    6,415               413              145             3.010
Sugarland                  TX                              103                 5                1             0.048
Eva Ashby                  OK                            1,389                25                1             0.045
AWP                        TX                           23,010               181                1             0.060
                                                        ------             -----             ----             -----
                                                        30,917               624              148             3.163
                                                        ------             -----             ----             -----

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1997 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1997 and the date of this report.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of Interest Holders during the fourth quarter of the fiscal year covered by this report, except as discussed above in Item 1. "Liquidation" section.

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

Holders

         As of December 31, 1997, there were 299 Interest Holders holding SDIs in the Partnership.

Distributions

         The Partnership generally makes distributions to Interest Holders on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1996 and 1995, the Partnership distributed a total of $32,400 and $50,800, respectively, to holders of its SDIs. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Due to the liquidation of the Partnership, the last regular quarterly distribution was made in January 1998. For information regarding liquidating distributions, reference is made to Item 7. "Liquidity and Capital Resources" section.

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, should be read in conjunction with the financial statements included in Item 8:

                             1997              1996                1995             1994                1993
                          ----------        ----------         ------------     ------------      ------------
Revenues               $    128,809    $       267,848    $       150,092     $     251,647    $     326,533
Income                 $     19,385    $        75,163    $      (173,544)    $    (517,331)   $     (14,501)
Total Assets           $               $       720,592    $     1,133,574     $   1,289,185    $   1,976,316
Cash Distributions     $     78,639    $        58,151    $        54,382     $     125,680    $     210,934
Long Term Obligations  $               $            --    $            --     $          --    $          --
Interest Holders' Net
  Income(Loss)Per SDI  $         --    $           .01    $          (.06)    $        (.15)   $        (.02)
Interest Holders'
  Cash Distribution
  Per SDI              $        .02    $           .01    $           .02     $         .04    $         .08

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidation

         In October 1997, the managing general partner informed the Interest Holders of a proposal to sell all the Partnership's nonoperating interests in properties and dissolve and liquidate the Partnership. The special meeting of Interest Holders was held on November 25, 1997. Since a quorum was not reached, the meeting was adjourned and subsequently held on December 9, 1997.

         Of the total units held by the Interest Holders, a majority voted for adoption of the proposal for sales of substantially all of the assets of the Partnership and the dissolution, winding up and termination of the Partnership. The Partnership adopted the liquidation basis of accounting for the period subsequent to November 30, 1997.

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties and during liquidation from the sale of the ownership of nonoperating interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(73,522), $(251,208) and $147,293 in 1997, 1996 and 1995,
respectively. Cash provided by property sales proceeds totaled $0, $353,902 and $0 in 1997, 1996 and 1995, respectively. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures  in 1997,  1996 and  1995  totaled  $5,274,  $44,481  and  $92,845, respectively. Cash distributions to partners totaled $78,639, $58,151 and $54,382 in 1997, 1996 and 1995, respectively.

         After sale of all its nonoperating interests in properties and settlement of its liabilities, the Partnership's assets will consist solely of cash, which it will distribute to its partners in complete liquidation. The Partnership will not realize gain or loss upon such distribution of cash to its partners in liquidation.

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.


Results of Operations

         As a result of the Interest Holders' approval of the liquidation of the Partnership, the Partnership has changed its basis of accounting, effective December 1, 1997, from the historical cost basis to the liquidation basis. During the process of liquidating the Partnership, the Partnership continued its operations which primarily consisted of the production and sale of oil and gas from producing properties. Under the liquidation basis of accounting, the Partnership's financial results from these operations are included in the Statement of Changes in Net Assets for the period from December 1, 1997 to December 31, 1997. The Partnership's results from its oil and gas operations presented herein are on a combined basis for the 1997 periods prior to and subsequent to the adoption of the liquidation basis of accounting.

         Income from nonoperating interests decreased 52 percent in 1997 over 1996. Oil and gas sales decreased 43 percent in 1997 vs. 1996. Production volumes decreased 41 percent due to a 45 percent gas production decrease and a 35 percent oil production decline. The decrease in production, primarily due to the sale of oil and gas assets as a part of the liquidation process, had a major impact on partnership performance. A decline in the 1997 oil prices of 11 percent or $2.29/BBL further contributed to the partnership's decreased revenues.

         Income from nonoperating interests increased 78 percent in 1996 over 1995. Oil and gas sales increased 26 percent in 1996 vs. 1995. Increases in both 1996 gas and oil prices were major contributors to the increased revenues. The Partnership experienced an increase in gas prices of 49 percent or $.77/MCF and an increase in oil prices of 22 percent or $3.59/BBL. Production volumes decreased 8 percent due to a 12 percent gas production decrease. The production decline partially offset the effect of increased oil and gas prices impacting partnership performance.

         Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Total amortization expense for 1996 decreased 52 percent or $148,234 when compared to 1995. Normal amortization expense increased 11 percent or $17,640 in 1996, when compared to 1995, relating to the 8 percent decrease in production volumes.

         The Partnership recorded an additional provision in amortization in 1995 of $130,594 when the present value discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value paid for oil and gas properties resulting in a full cost ceiling impairment.

         From January 1, 1998 until the date the Partnerhsip is liquidated, Partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of February 18, 1998 regarding the directors and executive officers of Swift.

                                          Position(s) with
         Name             Age         Swift and Other Companies
         ----             ---         -------------------------
                                 DIRECTORS

A. Earl Swift             64     Chief Executive Officer and
                                 Chairman of the Board

Virgil N. Swift           69     Executive Vice President - Business
                                 Development, Vice Chairman of the Board

G. Robert Evans           65     Director of Swift; Chairman of the Board,
                                 Material Sciences Corporation;
                                 Director, Consolidated Freightways, Inc.,
                                 Fibreboard  Corporation,   Elco  Industries,
                                 and Old Second Bancorp

Raymond O. Loen           73     Director of Swift; President, R. O. Loen
                                 Company

Henry C. Montgomery       62     Director of Swift; Chairman of the Board,
                                 Montgomery Financial Services Corporation;
                                 Director, Southwall Technology Corporation

Clyde W. Smith, Jr.       49     Director of Swift; President, Somerset
                                 Properties, Inc.

Harold J. Withrow         70     Director of Swift

                                 EXECUTIVE OFFICERS

Terry E. Swift            42     President, Chief Operating Officer

John R. Alden             52     Senior Vice President - Finance,
                                 Chief Financial Officer and Secretary

Bruce H. Vincent          50     Senior Vice President - Funds Management

James M. Kitterman        53     Senior Vice President - Operations

Joe A. D'Amico            49     Senior Vice President- Exploration and
                                 Development

Alton D. Heckaman, Jr.    40     Vice President - Finance and
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


                                     III-2

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                  PAGE NO.
                                                                     --------
               Report of Independent Public Accountants                 IV-3

               Statement of Net Assets in Process of Liquidation
                  as of December 31, 1997                               IV-4

               Balance Sheet as of December 31, 1996                    IV-5

               Statement of Changes in Net Assets in Process of
                  Liquidation for the period from December 1, 1997
                  to December 31, 1997                                  IV-6

               Statements of Operations for the period from
                  January 1, 1997 to November 30, 1997 and for
                  the years ended December 31, 1996 and 1995            IV-7

               Statements of Partners' Capital for the period from
                  January 1, 1997 to November 30, 1997 and for the
                  years ended December 31, 1996 and 1995                IV-8

               Statements of Cash Flows for the period from
                  January 1, 1997 to November 30, 1997 and for
                  the years ended December 31, 1996 and 1995            IV-9

               Notes to Financial Statements                            IV-10

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.


Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1997 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Interest Holders of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Swift Energy Pension Partners 1991-A, Ltd.:

         We have audited the accompanying balance sheet of Swift Energy Pension Partners 1991-A, Ltd., (a Texas limited partnership) as of December 31, 1996, the related statements of operations, partners' capital and cash flows for the period from January 1, 1997 to November 30, 1997 and the statements of operations, partners' capital and cash flows for the years ended December 31, 1996 and 1995. In addition, we have audited the statement of net assets in process of liquidation as of December 31, 1997, and the related statement of changes in net assets in process of liquidation for the period from December 1, 1997 to December 31, 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         As described in Note 1 to the financial statements, the limited partners of Swift Energy Pension Partners 1991-A, Ltd. approved a plan of liquidation on December 9, 1997 and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership has changed its basis of accounting for periods subsequent to November 30, 1997, from the historical cost basis to the liquidation basis. Accordingly, the carrying value of the remaining assets as of December 31, 1997, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Pension Partners 1991-A, Ltd., as of December 31, 1996, and the results of its operations and its cash flows for the period from January 1, 1997 to November 30, 1997 and for the years ended December 31, 1996 and 1995, its net assets in process of liquidation as of December 31, 1997, and the changes in its net assets in process of liquidation for the period from December 1, 1997 to December 31, 1997, in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.

         As discussed in Note 1 to the financial statements, it is not presently determinable whether the amounts realizable from the disposition of the remaining assets or the amounts that creditors agree to accept in settlement of the obligations due them will differ materially from the amounts shown in the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        ARTHUR ANDERSEN LLP


Houston, Texas
February 10, 1998

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.
      STATEMENT OF NET ASSETS IN PROCESS OF LIQUIDATION - DECEMBER 31, 1997



                                                                                            1997
                                                                                       ---------------
         ASSETS:

              Cash and cash equivalents                                                $        1,336
              Nonoperating interests income receivable                                         25,399
              Receivable due to property disposition                                           34,468
              Nonoperating interest in oil and gas properties                                 867,697
                                                                                       ---------------
                  Total Assets                                                                928,900
                                                                                       ---------------


         LIABILITIES:

              Accounts Payable                                                                 38,921
                                                                                       ---------------
                  Total Liabilities                                                            38,921
                                                                                       ---------------
              Net Assets in Process of Liquidation                                     $      889,979
                                                                                       ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.
                                  BALANCE SHEET
                                DECEMBER 31, 1996



                                                                                            1996
                                                                                      ----------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,269
              Nonoperating interests income receivable                                         71,403
                                                                                      ----------------
                  Total Current Assets                                                         72,672
                                                                                      ----------------


         Nonoperating interest in oil and gas
              properties, using full cost accounting                                        3,007,010
         Less-Accumulated amortization                                                     (2,359,090)
                                                                                      ----------------
                                                                                              647,920
                                                                                      ----------------
                                                                                       $      720,592
                                                                                      ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      217,523
                                                                                      ----------------

         Limited Partners' Capital (2,541,650 Limited Partnership SDIs;
                                    $1.00 per SDI)                                            447,085
         General Partners' Capital                                                             55,984
                                                                                      ----------------
                  Total Partners' Capital                                                     503,069
                                                                                      ----------------
                                                                                       $      720,592
                                                                                      ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.
          STATEMENT OF CHANGES IN NET ASSETS IN PROCESS OF LIQUIDATION
            FOR THE PERIOD FROM DECEMBER 1, 1997 TO DECEMBER 31, 1997



         LIQUIDATION TRANSACTIONS:

              Increase (decrease) in net assets resulting from -
                Sales of oil and gas properties                                        $     (157,505)
                Net changes in other assets and liabilities                                   284,130
                                                                                       ---------------
                                                                                              126,625
                                                                                       ---------------

         OPERATIONS:

              Income from nonoperating interests                                       $        7,186
              General and administrative costs                                                  1,252
                                                                                       ---------------
                                                                                                8,438
                                                                                       ---------------

         FINANCING:

              Interest income                                                                      --
              Interest expense                                                                     --
                                                                                       ---------------

              Change in Net Assets                                                            135,063

              Net Assets in Process of Liquidation at December 1, 1997                        754,916
                                                                                       ---------------
              Net Assets in Process of Liquidation at December 31, 1997                $      889,979
                                                                                       ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.
                            STATEMENTS OF OPERATIONS
        FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH NOVEMBER 30, 1997 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                                 Eleven Months        Year              Year
                                                                     Ended           Ended             Ended
                                                                  November 30,     December 31,      December 31,
                                                                      1997            1996              1995
                                                                ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests                           $       121,555  $       267,786   $       150,026
   Interest income                                                           68               62                66
                                                                ---------------  ---------------   ---------------
                                                                        121,623          267,848           150,092
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization -
      Normal provision                                                   74,159          136,096           153,736
      Additional provision                                                   --               --           130,594
   General and administrative                                            36,517           56,589            39,306
                                                                ---------------  ---------------   ---------------
                                                                        110,676          192,685           323,636
                                                                ---------------  ---------------   ---------------
Income (Loss) Before Adoption
   Of Liquidation Basis Of Acccounting                          $        10,947  $        75,163   $      (173,544)
                                                                ---------------  ---------------   ---------------

Effect Of Adoption Of Liquidation
   Basis Of Accounting                                                  319,539               --                --
                                                                ---------------  ---------------   ---------------

Income (Loss)                                                   $       330,486  $        75,163   $      (173,544)
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
          FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH NOVEMER 30, 1997
               AND FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                  Limited          General          Combining
                                                  Partners         Partners         Adjustment            Total
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1994                         $       707,560   $        32,722  $       (26,299)    $      713,983

Income (Loss)                                        (161,652)           18,791          (30,683)          (173,544)

Cash Distributions                                    (51,400)           (2,982)              --            (54,382)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1995                                 494,508            48,531          (56,982)           486,057
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                          35,062            33,204            6,897             75,163

Cash Distributions                                    (32,400)          (25,751)              --            (58,151)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                                 497,170            55,984          (50,085)           503,069
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                         268,865            62,348             (727)           330,486

Cash Distributions                                    (50,800)          (27,839)              --            (78,639)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    November 30, 1997                         $       715,235   $        90,493  $       (50,812)    $      754,916
                                              ===============   ===============  ===============    ===============

Interest Holders' net income (loss)
    per SDI

      1995     Income (Loss)                  $          (.06)
                                              ===============
      1996     Income (Loss)                  $           .01
                                              ===============
      1997     Income (Loss) Before
                   Adoption of Liquidation
                   Basis of Accounting        $            --
                                              ---------------
                   Effect of Adoption of
                   Liquidation Basis of
                   Accounting                 $           .11
                                              ---------------
                   Income (Loss)              $           .11
                                              ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.
                            STATEMENTS OF CASH FLOWS
         FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH NOVEMBER 30, 1997
               AND FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                               Eleven Months        Year              Year
                                                                                   Ended            Ended             Ended
                                                                                November 30,     December 31,      December 31,
                                                                                    1997             1996              1995
                                                                              ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                             $       330,486   $        75,163  $      (173,544)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Effect of adoption of liquidation basis of accounting                          (319,539)               --               --
      Amortization                                                                     74,159           136,096          284,330
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                54,442           (32,473)         (35,808)
        Increase (decrease) in accounts payable                                       (55,580)         (429,994)          72,315
                                                                              ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                  83,968          (251,208)         147,293
                                                                              ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (5,274)          (44,481)         (92,845)
    Proceeds from sales of nonoperating interests in oil and gas properties                --           353,902               --
                                                                              ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                  (5,274)          309,421          (92,845)
                                                                              ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (78,639)          (58,151)         (54,382)
                                                                              ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       55                62               66
                                                                              ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        1,269             1,207            1,141
                                                                              ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $         1,324   $         1,269  $         1,207
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

         The Interest Holders' of the Partnership approved the dissolution of the Partnership on December 9, 1997. As a result, the Partnership has changed its basis of accounting, effective December 1, 1997, from the historical cost basis to the liquidation basis. Under the liquidation basis of accounting, the Partnership's assets at December 31, 1997 are reported at estimated net realizable value, and the Partnership's liabilities are presented at estimated settlement amounts. The net effect of the revaluation of the Partnership's assets and liabilities due to the adoption of the liquidation basis of accounting was an upward adjustment of $319,539.

         Oil and gas properties at December 31, 1997 reflect the Managing General Partner's estimate of value, in the absence of third party appraisals or evaluations, based on future net revenues of the properties, discounted at 10%, as of December 31, 1997. This estimate is based on its assessment of the impact of selling existing assets based on current market conditions and estimated disposal costs. The net proceeds from the sales of oil and gas properties may vary substantially due to changes in oil and gas prices, subsequent production and other factors which may be applied by buyers.

         For all other assets and liabilities presented on the liquidation basis of accounting, the Managing General Partner believes that historical cost approximates fair value due to the short-term nature of such assets and liabilities.

         The accompanying statements of operations, partners' capital and cash flows for the period from January 1, 1997 through November 30, 1997 were prepared using the historical cost basis of accounting.

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

Nonoperating Interests in Oil and Gas Properties --

         The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

Cash and Cash Equivalents --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

Reclassifications --

         Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective June 30, 1991, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1991-A, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs, as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1997, 1996 and 1995, the Partnership acquired nonoperating interests in producing oil and gas properties for $5,274, $44,481 and $92,845, respectively.

         During 1995, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for amortization of $130,594. In addition, the Interest Holders' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1995, resulting in a valuation allowance of $90,982. This amount is included in the income (loss) attributable to the Interest Holders shown in the statements of partners' capital together with a "combining adjustment" for the differences between the Interest Holders' valuation allowances and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than the combined amortization provision attributable to the general partners and Interest Holders.

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(4) Related-Party Transactions -

         During 1997, 1996 and 1995, the Partnership paid Swift $15,111, $38,125 and $27,661, respectively, as a general and administrative overhead allowance.

         During 1997, 1996 and 1995, the Partnership also paid Swift an incentive amount, as defined in the Partnership Agreement, for services rendered to the Partnership. Such amounts totaled $3,063 in 1997, $7,222 in 1996 and $942 in 1995 and are included in general and administrative expenses.

(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the Interest Holders could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1997, 1996 and 1995 was $12,600, $305,192 and $26,746, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

     In the normal course of business, the Partnership extends credit, primarily in the form of monthly oil and gas sales receivables, to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

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


                                             SWIFT ENERGY PENSION
                                             PARTNERS 1991-A, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      February 10, 1998                 By:      s/b A. Earl Swift
           -----------------                 -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      February 10, 1998                 By:      s/b John R. Alden
           -----------------                 -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      February 10, 1998                 By:      s/b Alton D. Heckaman, Jr.
           -----------------                 -----------------------------------
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

                                             SWIFT ENERGY PENSION
                                             PARTNERS 1991-A, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      February 10, 1998                 By:      s/b A. Earl Swift
           -----------------                 -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:      February 10, 1998                 By:      s/b Virgil N. Swift
           -----------------                 -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

                   SWIFT ENERGY PENSION PARTNERS 1991-A, LTD.


Date:      February 10, 1998                 By:      s/b G. Robert Evans
           -----------------                 -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      February 10, 1998                 By:      s/b Raymond O. Loen
           -----------------                 -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      February 10, 1998                 By:      s/b Henry C. Montgomery
           -----------------                 -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      February 10, 1998                 By:      s/b Clyde W. Smith, Jr.
           -----------------                 -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      February 10, 1998                 By:      s/b Harold J. Withrow
           -----------------                 -----------------------------------
                                             Harold J. Withrow
                                             Director